Form 10-Q
period 1995-09-30
PHOENIX LEASING INCOME FUND 1982-2
filed 1995-11-13
CIK 702803

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549



                                    FORM 10-Q

   X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-------   ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

              For the  transition  period from  ________ to________.


                         Commission File Number 0-11216


                        PHOENIX LEASING INCOME FUND 1982-2
                                   Registrant

              California                                 94-2789575
       State of Jurisdiction                 I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California                       94901-5527
------------------------------------------------------------------------------
   Address of Principal Executive Offices                            Zip Code

     Registrant's telephone number, including area code:     (415) 485-4500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X                    No
                                ---                      ---

                          Part I. Financial Information

                          Item 1. Financial Statements
                       PHOENIX LEASING INCOME FUND 1982-2
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                     September 30, December 31,
                                                          1995         1994
                                                          ----         ----

ASSETS

Cash and cash equivalents                                $ 505        $ 426

Accounts receivable                                         --            3

Note receivable (net of allowance for
  losses on note receivable of
  $0 and $12 at September 30, 1995
  and December 31, 1994, respectively)                      --          224

Investment in joint ventures                                45           64

Investment in marketable securities                         13           14

Other assets                                                --            4
                                                         -----        -----

     Total Assets                                        $ 563        $ 735
                                                         =====        =====

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                 $ 657        $ 655
                                                         -----        -----

     Total Liabilities                                     657          655
                                                         -----        -----

Partners' Capital (Deficit)

   General Partner                                         (63)         (64)

   Limited Partners, 10,000 units authorized,
     9,816 units issued and 9,525 units
     outstanding at September 30, 1995 and
     December 31, 1994                                     (31)         144
                                                         -----        -----

     Total Partners' Capital (Deficit)                     (94)          80
                                                         -----        -----

     Total Liabilities and Partners'
       Capital (Deficit)                                 $ 563        $ 735
                                                         =====        =====

                     The accompanying notes are an integral
                            part of these statements.

                       PHOENIX LEASING INCOME FUND 1982-2
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                       Three Months Ended     Nine Months Ended
                                         September 30,          September 30,
                                        1995       1994        1995      1994
                                        ----       ----        ----      ----

INCOME

   Rental income                       $  --      $  --      $  11      $  --

   Equity in earnings from joint
     ventures, net                        15          7         48          6

   Interest income, note receivable       --          3         64          3

   Interest income                         7          5         16         12
                                       -----      -----      -----      -----

     Total Income                         22         15        139         21
                                       -----      -----      -----      -----


EXPENSES

   Management fees to General Partner     --          1         20          2

   Provision for losses on receivables    --         --        (12)        --

   General and administrative expenses     4          7         18         26
                                       -----      -----      -----      -----

     Total Expenses                        4          8         26         28
                                       -----      -----      -----      -----

NET INCOME (LOSS)                      $  18      $   7      $ 113      $  (7)
                                       =====      =====      =====      =====


NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                    $1.82      $ .74      $11.80     $(.72)
                                       =====      =====      =====      =====

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                    $  --      $  --      $29.97     $20.00
                                       =====      =====      =====      =====

ALLOCATION OF NET INCOME (LOSS):
     General Partner                   $  --      $  --      $   1      $  --
     Limited Partners                     18          7        112         (7)
                                       -----      -----      -----      -----

                                       $  18      $   7      $ 113      $  (7)
                                       =====      =====      =====      =====


                     The accompanying notes are an integral
                            part of these statements.

                       PHOENIX LEASING INCOME FUND 1982-2
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)


                                                               Nine Months Ended
                                                                 September 30,
                                                               1995         1994
                                                               ----         ----

Operating Activities:

   Net income (loss)                                          $ 113       $  (7)

   Adjustments to reconcile net income
     (loss) to net cash provided (used) by
     operating activities:
       Equity in earnings from joint
         ventures, net                                          (48)         (6)
       Provision for losses on note
         receivable                                             (12)         --
       Decrease in accounts receivable                            2           1
       Increase in accounts payable and
         accrued expenses                                         2           4
       Decrease in other assets                                   4           3
                                                              -----       -----

Net cash provided (used) by
  operating activities                                           61          (5)
                                                              -----       -----

Investing Activities:

   Principal payments, notes receivable                         237          15
   Distributions from joint ventures                             67          51
   Investment in joint ventures                                  --          (9)
                                                              -----       -----

Net cash provided by investing activities                       304          57
                                                              -----       -----

Financing Activities:

   Distributions to partners                                   (286)       (191)
                                                              -----       -----

Net cash used by financing activities                          (286)       (191)
                                                              -----       -----

Increase (decrease) in cash and
  cash equivalents                                               79        (139)

Cash and cash equivalents,
  beginning of period                                           426         550
                                                              -----       -----

Cash and cash equivalents,
  end of period                                               $ 505       $ 411
                                                              =====       =====


                     The accompanying notes are an integral
                            part of these statements.

                       PHOENIX LEASING INCOME FUND 1982-2
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.       General.

         The accompanying unaudited condensed financial statements have been prepared by the Partnership in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Financial Statement, as filed with the SEC in the latest annual report on Form 10-K.

         Financial Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. Statement No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Partnership does not expect the adoption of this statement to have a material impact on its financial position and results of operations. The Partnership plans to adopt Statement No. 121 on January 1, 1996.

         Non Cash Investing Activities. During the quarter ended June 30, 1995, the Partnership received a final distribution of common stock from one of its investments in equipment joint ventures. The market value of the stock at the distribution date was $1,000.

Note 2.       Reclassification.

         Reclassification - Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

Note 3.       Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Note 4.       Notes Receivable.

         Impaired Notes Receivable. On January 1, 1995, the Partnership adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan", and Statement No. 118, "Accounting by Creditors for

Impairment of a Loan - Income Recognition and Disclosures". Statement No. 114 requires that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Prior to 1995, the allowance for losses on notes receivable was based on the undiscounted cash flows or the fair value of the collateral dependent loans.

         In accordance with Statement No. 114, a loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Notes receivable previously classified as in-substance foreclosed cable systems but for which the Company had not taken possession of the collateral have been reclassified to notes receivable.

         The average recorded investment in impaired loans during the nine months ended September 30, 1995 was approximately $77,000. Generally, notes receivable are classified as impaired and the accrual of interest on such notes are discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments. Any payments received subsequent to the placement of the note receivable on to impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest balance has been reduced to zero, the remaining payments will be applied to interest income.

         During the quarter ended June 30, 1995, the Partnership received a settlement on its one remaining note receivable which was considered to be impaired under Statement No. 114. The Partnership received $294,000 as a settlement for this note receivable of which $230,000 was applied towards the outstanding note receivable balance and the remaining $64,000 applied to interest income. There was no related allowance for this note receivable. The remaining general allowance balance of $12,000 was no longer necessary due to the payment of this note receivable. As a result, the remaining allowance for loan losses was reduced to zero through the recognition of income.

         The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:
                                                          1995              1994
                                                          ----              ----
                                                          (Amounts in Thousands)

Beginning balance                                         $ 12              $ 12
     Provision for losses                                  (12)              --
     Write downs                                           --                --
                                                          ----              ----
Ending balance                                            $--               $ 12
                                                          ====              ====

Note 5.       Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income (loss) and distributions per limited partnership unit were based on the limited partners' share of net income (loss) and distributions, and the weighted average number of units outstanding of 9,525 for the nine month period ended September 30, 1995 and 1994. For purposes of allocating income
(loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the partnership including reinvestment through the Capital Accumulation Plan. As a result, the calculation of net income (loss) and distributions per limited partnership unit is not indicative of per unit income (loss) and distributions due to reinvestments through the Capital Accumulation Plan.

Note 6.       Investment in Joint Ventures.

Equipment Joint Ventures

         The aggregate combined statements of operations of the equipment joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                      Three Months Ended      Nine Months Ended
                                         September, 30          September, 30
                                       1995         1994       1995        1994
                                       ----         ----       ----        ----

INCOME

Rental income                         $1,023      $  517      $3,077      $2,177
Gain on sale of equipment                397         246       1,273       1,034
Other income                             570         121         676         131
                                      ------      ------      ------      ------

         Total income                  1,990         884       5,026       3,342
                                      ------      ------      ------      ------

EXPENSES

Depreciation                             629         281       1,089         913
Lease related
  operating expenses                     710         489       2,244       2,039
Management fees to
  General Partner                         94          42         220         165
General and administrative
  expenses                                 3          39          11         119
                                      ------      ------      ------      ------

         Total expenses                1,436         851       3,564       3,236
                                      ------      ------      ------      ------

Net income                            $  554      $   33      $1,462      $  106
                                      ======      ======      ======      ======

Financing Joint Ventures

         The aggregate combined statements of operations of the financing joint venture is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                          Three Months Ended   Nine Months Ended
                                            September, 30        September, 30
                                           1995       1994      1995        1994
                                           ----       ----      ----        ----

INCOME

Interest income -
  notes receivable                         $ 14       $ 49      $ 62        $ 49
Other income                                  7          2        74          12
                                           ----       ----      ----        ----

         Total income                        21         51       136          61
                                           ----       ----      ----        ----

EXPENSES

Management fees to
  General Partner                             2          5         7          17
General and administrative
  expenses                                    3          8        15          28
                                           ----       ----      ----        ----

         Total expenses                       5         13        22          45
                                           ----       ----      ----        ----

Net income                                 $ 16       $ 38      $114        $ 16
                                           ====       ====      ====        ====

Note 7.       Subsequent Event.

         On October 26, 1995 the Partnership's remaining assets were sold by sealed bid public auction for $42,587 cash. The remaining assets of the Partnership offered for sale consisted of equity interests in equipment leasing and financing joint ventures. The Partnership engaged the firm of Kennedy-Wilson International to provide marketing and auction services to the Partnership. The sale of the remaining assets by public auction were advertised in the New York Times, the Wall Street Journal, the San Francisco Chronicle and the Los Angeles Times. The highest bid for the assets was submitted by Phoenix Leasing
Liquidation Corporation, a subsidiary of Phoenix Leasing Incorporated, the General Partner. The sale of these assets will close on November 15, 1995.

                       PHOENIX LEASING INCOME FUND 1982-2

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing Income Fund 1982-2 (the Partnership) reported net income of $18,000 and $113,000 for the three and nine months ended September 30, 1995, respectively, as compared to a net income of $7,000 and a net loss of $7,000 for the three and nine months ended September 30, 1994. The improvement in earnings for the three and nine months ended September 30, 1995 is attributable to an increase in earnings from joint ventures. In addition to the increase in earnings from joint ventures, the increase in interest income from a note receivable, as well as, the recognition of a provision for losses on receivables as income also contributed to the improved earnings for the nine months ended September 30, 1995.

         Total revenues for the three and nine months ended September 30, 1995 increased by $7,000 and $118,000 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994. The increase in revenues during the three months ended September 30, 1995, compared to the same period in 1994, is attributable to an increase in earnings from joint ventures, which will be further discussed under "Joint Ventures", and an increase in interest income earned on the Partnership's cash and cash equivalents. The increase in revenues for the nine months ended September 30, 1995, compared to the prior year, is the result of an increase in earnings from joint ventures, the recognition of interest income from a note receivable and an increase in rental income.

         The Partnership recognized interest income from a note receivable of $64,000 during the nine months ended September 30, 1995, compared to $3,000 for the same period in the prior year. During the second quarter of 1995, the Partnership received a settlement from its one remaining note receivable which was classified as impaired. The amount received as the settlement was applied towards the outstanding note receivable balance and the remainder was recognized as interest income.

         Due to the settlement of the Partnership's last remaining note receivable, the balance of the general allowance for loans was no longer necessary. As a result, the remaining allowance of $12,000 was recognized as income which decreased total expenses for the nine months ended September 30, 1995, compared to the same period in the prior year.

         The rental income recognized of $11,000 for the nine months ended September 30, 1995, compared to $0 for the same period in the prior year, is attributable to the recognition of prepaid rent that had previously been recorded as a liability. During the second quarter of 1995, it was determined that these payments were no longer a liability and the amount was subsequently recognized as rental income. The Partnership did not have rental income in the prior year due to the equipment portfolio having been liquidated. The Partnership's remaining investments are in several equipment joint ventures.

         Total expenses decreased by $4,000 and $2,000 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994. The decrease in total expenses was partially offset by an increase of $18,000 in management fees to the General Partner during the nine months ended September 30, 1995. The increase in management fees is due to the receipt of a settlement from a defaulted note receivable, as previously discussed, as well as, the recognition of prepaid rental payments into income.

Joint Ventures

         The Partnership has made investments in various equipment and financing joint ventures along with other affiliated partnerships managed by the General Partner for the purpose of spreading the risk of investing in certain equipment leasing and financing transactions. These joint ventures are not currently making any significant additional investments in new equipment leasing or financing transactions. As a result, the earnings and cash flow from such investments are anticipated to decline as the portfolios are re-leased at lower rental rates and eventually liquidated. However, the Partnership did contribute assets received pursuant to a legal settlement in October of 1994 to a newly formed joint venture.

         The increase in earnings from joint ventures of $8,000 and $42,000 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in the previous year is due to several equipment joint ventures. The increase in earnings from joint ventures for the three and nine months ended September 30, 1995 is due to one equipment joint venture experiencing a decline in depreciation expense as a result of its equipment portfolio having been fully depreciated. The increase for both periods is also due to earnings from an investment in a new equipment joint venture during the fourth quarter of 1994.

Liquidity and Capital Resources

         The Partnership reported net cash provided from leasing and financing activities of $298,000 for the nine months ended September 30, 1995, as compared to $10,000 for the same period in 1994. The improvement is attributable to the payoff of a note receivable from a cable television system operator.

         Distributions from equipment joint ventures increased by $28,000 for the nine months ended September 30, 1995, compared to 1994. During 1995, one of the equipment joint ventures experienced an increase in the amount of cash available for distributions due to the payoff of an outstanding liability for remarketing and refurbishing fees in January of 1995. Prior to January of 1995, all of the cash generated by this equipment joint venture was being applied towards this liability. A new investment made during the fourth quarter of 1994 in a newly formed equipment joint venture also contributed to increasing distributions from joint ventures for 1995, compared to 1994.

         Distributions from financing joint ventures decreased by $12,000 for the nine months ended September 30, 1995, compared to 1994. The decline in distributions from financing joint ventures is due to a decline in the amount of cash available for distributions as a result of a decrease in payments received for its notes receivable.

         The Limited Partners received cash distributions of $286,000 and $191,000 for the nine months ended September 30, 1995 and 1994, respectively. As a result, the cumulative cash distributions to the Limited Partners were $8,047,000 and $7,762,000 as of September 30, 1995 and 1994, respectively. The General Partner did not receive distributions during the nine months ended September 30, 1995 and 1994.

         A public auction was held on October 26, 1995 to sell the remaining assets of the Partnership. The highest bid for the assets was submitted by Phoenix Leasing Incorporated, a subsididary of Phoenix Leasing Incorporated, the General Partner. These assets were sold for a total of $42,587 cash. The sale of the assets will close on November 15, 1995. Once the assets have been liquidated, the Partnership will make a final distribution to the partners.

         Cash generated from distributions from joint ventures is anticipated to continue to be sufficient to meet the Partnership's ongoing operational expenses. It's the General Partner's intention to continue the Partnership's payment of amounts owed for liquidation fees only to the extent of cash available for such payments after taking into consideration the Partnership's cash requirements to cover its operating costs over the remaining year.

                       PHOENIX LEASING INCOME FUND 1982-2

                               September 30, 1995

                           Part II. Other Information.


Item 1.       Legal Proceedings.  Inapplicable.

Item 2.       Changes in Securities.  Inapplicable

Item 3.       Defaults Upon Senior Securities.  Inapplicable

Item 4.       Submission of Matters to a Vote of Securities Holders.Inapplicable

Item 5.       Other Information.

                    On October 26, 1995 the Partnership's  remaining assets were sold by sealed bid public auction for $42,587 cash. The remaining assets of the Partnership offered for sale consisted of equity interests in equipment leasing and financing joint ventures. The Partnership engaged the firm of Kennedy-Wilson International to provide marketing and auction services to the Partnership. The sale of the remaining assets by public auction were advertised in the New York Times, the Wall Street Journal, the San Francisco Chronicle and the Los Angeles Times. The highest bid for the assets was submitted by Phoenix Leasing Liquidation Corporation, a subsidiary of Phoenix Leasing Incorporated, the General Partner. The sale of these assets will close on November 15, 1995.



Item 6.       Exhibits and Reports on 8-K:

              a)  Exhibits:

                  (2)      Asset Acquisition Agreement

                  (27)     Financial Data Schedule

              b)  Reports on 8-K:  None

                                                                   Page 13 of 13

                                   SIGNATURES

         Pursuant to the  requirements  of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                          PHOENIX LEASING INCOME FUND 1982-2
                                                                     (Registrant)

           Date                                       Title                                    Signature

November 13, 1995                              Chief Financial Officer,                 /S/ PARITOSH K. CHOKSI
-----------------                              Senior Vice President                   ----------------------
                                               and Treasurer of                        (Paritosh K. Choksi)
                                               Phoenix Leasing Incorporated
                                               General Partner


November 13, 1995                              Senior Vice President,                   /S/ BRYANT J. TONG
-----------------                              Financial Operations                    ------------------
                                               (Principal Accounting Officer)          (Bryant J. Tong)
                                               and a Director of
                                               Phoenix Leasing Incorporated
                                               General Partner


November 13, 1995                              Senior Vice President of                 /S/ GARY W. MARTINEZ
-----------------                              Phoenix Leasing Incorporated            --------------------
                                               General Partner                         (Gary W. Martinez)


November 13, 1995                              Partnership Controller                   /S/ MICHAEL K. ULYATT
-----------------                              Phoenix Leasing Incorporated            ---------------------
                                               General Partner                         (Michael K. Ulyatt)